Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1996-11-08
CIK 854220

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           9

PART II.    OTHER INFORMATION                                                                                      11


SIGNATURES                                                                                                         12

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,       December 31,
                                                                                             1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      345,577       $        1,892
              Oil and gas sales receivable                                                    441,646              382,594
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       787,223              384,486
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             138,134              148,684
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,415,995            8,548,660
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,914,370)          (4,528,144)
                                                                                       ---------------     ----------------
                                                                                            3,501,625            4,020,516
                                                                                       ---------------     ----------------
                                                                                       $    4,426,982       $    4,553,686
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      148,343       $      405,778
              Current portion of note payable                                                      --               25,000
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                  148,343              430,778
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     70,917               80,164

         Partners' Capital                                                                  4,207,722            4,042,744
                                                                                       ---------------     ----------------
                                                                                       $    4,426,982       $    4,553,686
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996              1995             1996            1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       463,233   $       272,851  $     1,436,033   $     1,020,535
   Interest income                                      2,508                41            2,907               109
   Other                                                4,291             3,485           15,441            14,625
                                              ---------------   ---------------  ---------------   ---------------
                                                      470,032           276,377        1,454,381         1,035,269
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    106,365           112,142          300,722           425,977
   Production taxes                                    24,443            14,171           77,737            57,655
   Depreciation, depletion
      and amortization                                121,748           109,512          386,226           395,489
   General and administrative                          35,852            39,060          109,788           109,275
   Interest expense                                        --             1,688              395             7,414
                                              ---------------   ---------------  ---------------   ---------------
                                                      288,408           276,573          874,868           995,810
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       181,624   $          (196) $       579,513   $        39,459
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          2.18   $            --  $          6.96   $           .47
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                    1996                      1995
                                                                               ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      579,513          $        39,459
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         386,226                  395,489
      Change in gas imbalance receivable
          and deferred revenues                                                          1,303                       --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (59,052)                  78,129
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (257,435)                 (93,678)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     650,555                  419,399
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (199,219)                (119,358)
    Proceeds from sales of oil and gas properties                                      331,884                   13,892
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     132,665                 (105,466)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (414,535)                (238,670)
    Payments on note payable                                                           (25,000)                 (75,000)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (439,535)                (313,670)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   343,685                      263
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,892                    1,502
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      345,577          $         1,765
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          605          $         7,546
                                                                               ===============          ===============


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

      Use of Estimates --

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $190,382 or 70 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 79 percent or $1.25/MCF and in oil prices of 51 percent or $7.05/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 25 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated depreciation expense increased 11 percent or $12,236.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $415,498 or 41 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 63 percent or $.99/MCF and in oil prices of 29 percent or $4.25/BBL were major contributing factors to the increased revenues for the period. Also, current period gas production decreased 8 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 2 percent or $9,263.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1989-B, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer