Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1997-05-12
CIK 854220

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to _______________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           10


SIGNATURES                                                              11

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      600,819       $      497,687
              Oil and gas sales receivable                                                    484,160              593,383
              Receivable due to property disposition                                               --              120,429
              Other                                                                             5,776                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                     1,090,755            1,211,499
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             137,830              135,382
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,341,505            8,324,548
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,195,487)          (5,069,106)
                                                                                       --------------       --------------
                                                                                            3,146,018            3,255,442
                                                                                       --------------       --------------
                                                                                       $    4,374,603       $    4,602,323
                                                                                        =============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       94,829       $      233,712
                                                                                       --------------       --------------

         Deferred Revenues                                                                     69,227               69,446

         Partners' Capital                                                                  4,210,547            4,299,165
                                                                                       --------------       --------------
                                                                                       $    4,374,603       $    4,602,323
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       510,828   $       466,737
             Interest income                                                               5,284                83
             Other                                                                         2,720             5,937
                                                                                 ---------------   ---------------
                                                                                         518,832           472,757
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              99,024            87,768
             Production taxes                                                             26,668            25,614
             Depreciation, depletion
               and amortization                                                          126,381           129,063
             General and administrative                                                   50,139            36,224
             Interest expense                                                                 --               395
                                                                                 ---------------   ---------------
                                                                                         302,212           279,064
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       216,620   $       193,693
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          2.60
                                              ===============
         March 31, 1996                       $          2.33
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                ---------------------------------------
                                                                                       1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        216,620        $       193,693
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           126,381                129,063
      Change in gas imbalance receivable
          and deferred revenues                                                           (2,667)                   663
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              109,223                (58,834)
        (Increase) decrease in receivable due to property disposition                    120,429                     --
        (Increase) decrease in other current assets                                       (5,776)                    --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (138,883)               (62,361)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                       425,327                202,224
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (17,935)               (81,086)
    Proceeds from sales of oil and gas properties                                            978                     --
                                                                                ----------------         --------------
               Net cash provided by (used in) investing activities                       (16,957)               (81,086)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (305,238)               (96,102)
    Payment on notes payable                                                                  --                (25,000)
                                                                                ----------------         --------------
               Net cash provided by (used in) financing activities                      (305,238)              (121,102)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     103,132                     36
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         497,687                  1,892
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        600,819        $         1,928
                                                                                ================        ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $           605
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Income Partners 1989-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on June 30, 1989, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 661 limited partners made total capital contributions of $8,329,500.

                  Property acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were being shared 85 percent by the limited partners and 15 percent by the general partners. During 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1997 and 1996.

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

Results of Operations

     Oil and gas sales increased $44,091 or 9 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 32 percent or $.77/MCF and in oil prices of 17 percent or $2.91/BBL had a significant impact on partnership performance. Current quarter oil production declined 20 percent and gas production declined 5 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 2 percent or $2,682.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in an 90:10 ratio.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1989-B, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:     May 5, 1997                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1997                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer