Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1997-08-11
CIK 854220

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         9

PART II.    OTHER INFORMATION                                                                   11


SIGNATURES                                                                                      12

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      535,937       $      497,687
              Oil and gas sales receivable                                                    312,846              593,383
              Receivable due to property disposition                                               --              120,429
              Other                                                                             7,270                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       856,053            1,211,499
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             116,555              135,382
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,376,424            8,324,548
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,300,741)          (5,069,106)
                                                                                       ---------------     ----------------
                                                                                            3,075,683            3,255,442
                                                                                       ---------------     ----------------
                                                                                       $    4,048,291       $    4,602,323
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       46,841       $      233,712
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     69,173               69,446

         Partners' Capital                                                                  3,932,277            4,299,165
                                                                                       ---------------     ----------------
                                                                                       $    4,048,291       $    4,602,323
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       329,268   $       506,063  $       840,096   $       972,800
   Interest income                                      6,719               317           12,004               400
   Other                                                1,945             5,213            4,665            11,150
                                              ---------------   ---------------  ---------------   ---------------
                                                      337,932           511,593          856,765           984,350
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    123,463           106,589          222,488           194,357
   Production taxes                                    16,422            27,680           43,090            53,294
   Depreciation, depletion
      and amortization                                105,254           135,415          231,635           264,478
   General and administrative                          45,739            37,713           95,878            73,937
   Interest expense                                        --                --               --               395
                                              ---------------   ---------------  ---------------   ---------------
                                                      290,878           307,397          593,091           586,461
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        47,054   $       204,196  $       263,674   $       397,889
                                              ===============   ===============  ===============   ===============




Limited Partners' net income (loss)
   per unit                                   $           .56   $          2.45  $          3.17   $          4.78
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      263,674          $       397,889
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         231,635                  264,478
      Change in gas imbalance receivable
          and deferred revenues                                                         18,554                    1,462
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            280,537                  (96,372)
        (Increase) decrease in receivable due to property disposition                  120,429                       --
        (Increase) decrease in other current assets                                     (7,270)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (186,871)                (379,326)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              720,688                  188,131
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (56,212)                (136,942)
    Proceeds from sales of oil and gas properties                                        4,336                  306,461
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (51,876)                 169,519
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (630,562)                (224,403)
    Payments on note payable                                                                --                  (25,000)
                                                                               ---------------          ---------------
      Net cash provided by (used in) financing activities                             (630,562)                (249,403)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    38,250                  108,247
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       497,687                    1,892
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      535,937          $       110,139
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           605
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

                  Effective June 30, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Managed Pension Assets Partnership 1989-B, Ltd. ("Pension Partnership"), managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $176,795 or 35 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 37 percent in gas production and 15 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 20 percent or $.50/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 22 percent or $30,161.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $132,704 or 14 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 21 percent in gas production and 18 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 10 percent or $.25/MCF partially offset the production declines.

      Associated depreciation expense declined 12 percent or $32,843.

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


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1989-B, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer