Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1997-11-12
CIK 854220

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      459,843       $      497,687
              Oil and gas sales receivable                                                    351,266              593,383
              Receivable due to property disposition                                               --              120,429
              Other                                                                             6,288                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       817,397            1,211,499
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             107,343              135,382
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,394,562            8,324,548
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,417,275)          (5,069,106)
                                                                                       ---------------     ----------------
                                                                                            2,977,287            3,255,442
                                                                                       ---------------     ----------------
                                                                                       $    3,902,027       $    4,602,323
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       64,843       $      233,712
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     61,912               69,446

         Partners' Capital                                                                  3,775,272            4,299,165
                                                                                       ---------------     ----------------
                                                                                       $    3,902,027       $    4,602,323
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       372,971   $       463,233  $     1,213,067   $     1,436,033
   Interest income                                      5,627             2,508           17,631             2,907
   Other                                                1,368             4,291            6,033            15,441
                                              ---------------   ---------------  ---------------   ---------------
                                                      379,966           470,032        1,236,731         1,454,381
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    101,830           106,365          324,318           300,722
   Production taxes                                    21,705            24,443           64,795            77,737
   Depreciation, depletion
      and amortization                                116,534           121,748          348,169           386,226
   General and administrative                          28,455            35,852          124,333           109,788
   Interest expense                                        --                --               --               395
                                              ---------------   ---------------  ---------------   ---------------
                                                      268,524           288,408          861,615           874,868
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       111,442   $       181,624  $       375,116   $       579,513
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.34   $          2.18  $          4.50   $          6.96
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                    1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      375,116          $       579,513
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         348,169                  386,226
      Change in gas imbalance receivable
          and deferred revenues                                                         20,505                    1,303
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            242,117                  (59,052)
        (Increase) decrease in receivable due to property disposition                  120,429                       --
        (Increase) decrease in other current assets                                     (6,288)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (168,869)                (257,435)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     931,179                  650,555
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (74,350)                (199,219)
    Proceeds from sales of oil and gas properties                                        4,336                  331,884
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (70,014)                 132,665
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (899,009)                (414,535)
    Payments on note payable                                                                --                  (25,000)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (899,009)                (439,535)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (37,844)                 343,685
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       497,687                    1,892
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      459,843          $       345,577
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           605
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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $90,262 or 20 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas prices. A decline of 23 percent or $4.75/BBL in oil prices and 17 percent or $.48/MCF in gas prices had a significant impact on partnership performance. Also, current quarter gas production declined 9 percent when compared to third quarter 1996 gas production, further contributing to decreased revenues.

      Associated depreciation expense decreased 4 percent or $5,214.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $222,966 or 16 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 17 percent in gas production and 12 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 5 percent or $.84/BBL further contributed to the decline.

      Associated depreciation expense declined 10 percent or $38,057.

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


                                       SWIFT ENERGY INCOME
                                       PARTNERS 1989-B, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer