Form 10-K405
period 1997-12-31
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1998-03-25
CIK 854220

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________


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

                       Documents Incorporated by Reference

Document                                             Incorporated as to

    Registration Statement No. 33-11773                Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1997, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 33% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.


Item 2.  Properties

         As of December 31, 1997, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The AWP Field is in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation, accounting for 40% of the value.

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


                                               Net Production
                                 ----------------------------------------
                                             For the Years Ended
                                                December 31,
                                 ----------------------------------------
                                   1997           1996             1995
                                 -------         -------          -------
Net Volumes (Equivalent MCFs)    553,381         694,667          675,740

Average Sales Price
   per Equivalent MCF            $2.86           $2.89            $2.06

Average Production Cost
   per Equivalent MCF
   (includes production taxes)   $0.91           $0.74            $0.99

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. All of the Partnership's proved reserves are located in the United States.

                                                              December 31,
                                   -----------------------------------------------------------------
                                          1997                    1996                   1995
                                   -------------------     -------------------    ------------------
                                               Natural                Natural                Natural
                                      Oil        Gas         Oil        Gas        Oil         Gas
                                   -------    --------     -------    --------    -------   --------
                                    (BBLS)     (MMCF)       (BBLS)     (MMCF)     (BBLS)     (MMCF)
Proved developed
   reserves at end of year          221,271     1,849       281,808     2,271     361,171      2,712
                                   ---------   -------     ---------    -----     ---------    -----
Proved reserves
   Balance at beginning
     of year                        319,784     2,696       409,364     3,081     514,345      3,189

   Extensions, discoveries
     and other additions                 --        --         2,128        97         762         26

   Revisions of previous
     estimates                      (13,163)      (18)      (11,590)      (69)    (49,311)       227

   Sales of minerals in
     place                           (2,042)     (119)      (27,950)      (32)     (3,955)        --

   Production                       (46,326)     (275)      (52,168)     (381)    (52,477)      (361)
                                   ---------   -------     ---------     -----     ---------   -----

   Balance at end of year           258,253     2,284       319,784     2,696      409,364     3,081
                                   ---------   -------     ---------     -----     ---------   -----


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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                           Natural                  Wells
                                                         Oil                 Gas            -----------------------
Acquisition                 State(s)                   (BBLS)              (MMCF)            Gross            Net
-----------                 ---------                  ------              -------          ------          -------
Shell Oil Company          TX                           50,382             1,273               67             2.912
Union Pacific              AR, KS, NM,
                           OK, TX                       64,874               292              127             5.072
Ellison                    OK                           72,389                12               40             1.067
Cairn                      AL, AR, CA, KS,
                           LA, MI, MS, NM,
                           OK, TX, WY                   14,994                69              177             1.828
Hyde                       AK, LA, OK, TX                6,147               278               25             0.712
Norcen Explorer            WY                           44,403                82               29             0.975
U.S. Companies             TX                              195                13               19             0.457
Mission Oil
   Company                 TX                            2,010                57               47             0.308
Hardy Oil Company          TX                              750                31                4             0.012
Amoco                      OK                            2,109               177              108             2.243
                                                     ---------             -----             ----            ------
                                                       258,253             2,284              643            15.586
                                                     ---------             -----             ----            ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 661 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1997, the Partnership distributed a total of $520,600 and $1,051,600, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $   1,668,209      $   2,087,152      $    1,446,892    $   1,585,624     $   2,100,849
Income (Loss)              $     545,642      $     878,068      $       88,233    $     163,263     $     430,797
Total Assets               $   3,871,732      $   4,602,323      $    4,553,686    $   4,797,750     $   5,238,975
Cash Distributions         $   1,171,200      $     621,647      $      327,156    $     640,053     $   1,311,076
Long Term Obligations      $          --      $          --      $           --    $      25,000     $     125,000
Limited Partners' Net
 Income (Loss) Per Unit    $        5.53      $        9.11      $         (.61)   $        1.24     $        3.42
Limited Partners' Cash
 Distributions Per Unit    $       12.63      $        6.25      $         3.32    $        6.75     $       13.61


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $1,136,772, $1,038,759 and $586,138 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $220,719, $219,745 and $207,098 in 1997, 1996 and 1995, respectively. Cash distributions totaled $1,711,200, $621,647 and $327,156 in 1997, 1996 and 1995, respectively.

         Subject to 1998 market conditions remaining comparable with 1997, the Managing General Partner anticipates an increase in liquidity, provided that certain development work scheduled in 1998 is completed successfully. The Partnership plans to spend in the next two years an estimated $155,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 21 percent in 1997 vs. 1996. Production volumes decreased 20 percent due to a 28 percent gas production decrease and an 11 percent oil production decline. The decrease in production, due to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties in 1996 and 1997 also had an impact on 1997 partnership performance. A decline in the 1997 oil prices received of 9 percent or $1.80/BBL further contributed to the Partnership's decreased revenues. The average sales price per equivalent MCF decreased 1 percent in 1997 as oil prices declined 9 percent but gas prices increased 7 percent.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.


         Production cost per equivalent MCF decreased 23 percent in 1997 compared to 1996, primarily due to the decline in production volumes; however, total production costs decreased 2 percent in 1997.

         Associated depreciation expense decreased 14 percent in 1997 when compared to 1996, also related to the decline in production volumes

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

         Production cost per equivalent MCF increased 25 percent in 1996 compared to 1995 as total production costs decreased 23 percent in 1996.

         Associated depreciation expense decreased 3 percent in 1996 when compared to 1995 as a result of the 3% production volume increase.

         During 1998, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on partnership payout occuring in January 1998.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 10, 1998 regarding the directors and executive officers of Swift.

                                            Position(s) with
         Name              Age          Swift and Other Companies
         ----              ---          -------------------------
                                   DIRECTORS
A. Earl Swift              64      Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift            69      Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans            66      Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard  Corporation,   Elco  Industries,
                                   and Old Second Bancorp

Raymond O. Loen            73      Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery        62      Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        50      Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow          70      Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift             42      President, Chief Operating Officer

John R. Alden              52      Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent           50      Senior Vice President - Funds Management

James M. Kitterman         53      Senior Vice President - Operations

Joe A. D'Amico             49      Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.     40      Vice President - Finance and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 7,588 Limited Partnership Units, which is 9.11 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

         3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.


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

               Balance Sheets as of December 31, 1997 and 1996         IV-3

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                     IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                     IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                     IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1989-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1989-B, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1989-B, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                             ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                            1997                 1996
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      390,534       $      497,687
              Oil and gas sales receivable                                                    402,035              593,383
              Receivable due to property disposition                                               --              120,429
                                                                                       --------------       --------------
                   Total Current Assets                                                       792,569            1,211,499
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              93,964              135,382
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,517,702            8,324,548
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,532,503)          (5,069,106)
                                                                                       --------------       --------------
                                                                                            2,985,199            3,255,442
                                                                                       --------------       --------------
                                                                                       $    3,871,732       $    4,602,323
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      138,407       $      233,712
                                                                                       --------------       --------------

         Deferred Revenues                                                                     59,718               69,446

         Limited Partners' Capital (83,295 Limited Partnership Units;
                                    $100 per unit)                                          3,623,998            4,211,942
         General Partners' Capital                                                             49,609               87,223
                                                                                       --------------       --------------
              Total Partners' Capital                                                       3,673,607            4,299,165
                                                                                       --------------       --------------
                                                                                       $    3,871,732       $    4,602,323
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                     1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,637,588  $     2,061,614   $     1,428,201
   Interest income                                                       22,462            7,252               445
   Other                                                                  8,159           18,286            18,246
                                                                ---------------  ---------------   ---------------
                                                                      1,668,209        2,087,152         1,446,892
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      414,190          402,958           584,023
   Production taxes                                                      89,684          109,935            82,990
   Depreciation, depletion
     and amortization                                                   463,397          540,962           525,998
   General and administrative                                           155,296          154,834           156,043
   Interest expense                                                          --              395             9,605
                                                                ---------------  ---------------   ---------------
                                                                      1,122,567        1,209,084         1,358,659
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       545,642  $       878,068   $        88,233
                                                                ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    Limited          General          Combining
                                                   Partners         Partners         Adjustment           Total
                                               --------------   ---------------  ---------------     --------------
Balance,
     December 31, 1994                         $    4,214,701   $        66,966  $            --     $    4,281,667

Income (Loss)                                         (50,478)           48,176           90,535             88,233

Cash Distributions                                   (276,900)          (50,256)              --           (327,156)
                                               --------------   ---------------  ---------------     ---------------
Balance,
     December 31, 1995                              3,887,323            64,886           90,535          4,042,744
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         758,870           123,384           (4,186)           878,068

Cash Distributions                                   (520,600)         (101,047)              --           (621,647)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                               4,125,593            87,223           86,349          4,299,165
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         460,810            81,986            2,846            545,642

Cash Distributions                                 (1,051,600)         (119,600)              --         (1,171,200)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1997                         $     3,534,803   $        49,609  $        89,195     $    3,673,607
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

     1995                                     $          (.61)
                                              ===============
     1996                                     $          9.11
                                              ===============
     1997                                     $          5.53
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                 1997            1996             1995
                                                                           ---------------  ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                          $       545,642   $       878,068  $       88,233
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                     463,397           540,962         525,998
      Change in gas imbalance receivable
          and deferred revenues                                                     31,690             2,584         (68,520)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                        191,348          (210,789)         25,732
        Increase (decrease) in accounts payable                                    (95,305)         (172,066)         14,695
                                                                           ---------------   ---------------  --------------
                  Net cash provided by (used in) operating activities            1,136,772         1,038,759         586,138
                                                                           ---------------   ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                           (220,719)         (219,745)       (207,098)
    Proceeds from sales of oil and gas properties                                   27,565           443,857          48,506
    (Increase) decrease in receivable due to property disposition                  120,429          (120,429)             --
                                                                           ---------------   ---------------  --------------
                  Net cash provided by (used in) investing activities              (72,725)          103,683        (158,592)
                                                                           ---------------   ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                              (1,171,200)         (621,647)       (327,156)
    Payments on note payable                                                            --           (25,000)       (100,000)
                                                                           ---------------   ---------------  --------------
                  Net cash provided by (used in) financing activities           (1,171,200)         (646,647)       (427,156)
                                                                           ---------------   ---------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (107,153)          495,795             390
                                                                           ---------------   ---------------  --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     497,687             1,892           1,502
                                                                           ---------------   ---------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $       390,534   $       497,687  $        1,892
                                                                           ===============   ===============  ==============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $            --   $           605  $       10,430
                                                                           ===============   ===============  ==============


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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994 the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred in January 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1997, 1996 and 1995.

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

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                  Year Ended December 31,
                            ------------------------------------
                               1997          1996         1995
                            ----------     --------     --------
Acquisition of
  proved properties         $       --  $        --  $        --

Development                    220,719      219,745      207,098
                            ----------     --------     --------
                            $  220,719  $   219,745  $   207,098
                            ----------     --------     --------

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1995, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $81,693. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling writedown. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $202,238  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $208,238 was paid to Swift in 1989 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $124,943, $124,943 and $124,943 as a general and administrative overhead allowance.

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

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $1,010,086, $1,447,767 and $536,197, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6) Gas Imbalances -

         The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

(7) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(8) Fair Value of Financial Instruments -

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1989-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 10, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 10, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1989-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      February 10, 1998                 By:      s/b Virgil N. Swift
           -----------------                 -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD


Date:      February 10, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 10, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 10, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 10, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 10, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director