Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1998-05-15
CIK 854220

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           10


SIGNATURES                                                              11

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      225,713       $      390,534
              Oil and gas sales receivable                                                    325,648              402,035
                                                                                       --------------       --------------
                   Total Current Assets                                                       551,648              792,569
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              94,296               93,964
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,569,648            8,517,702
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,640,185)          (5,532,503)
                                                                                       --------------       --------------
                                                                                            2,929,463            2,985,199
                                                                                       --------------       --------------
                                                                                       $    3,575,120       $    3,871,732
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      111,479       $      138,407
                                                                                       --------------       --------------

         Deferred Revenues                                                                     59,718               59,718

         Limited Partners' Capital (83,295 Limited Partnership Units;
                                    $100 per unit)                                          3,364,364            3,623,998
         General Partners' Capital                                                             39,559               49,609
                                                                                       --------------       --------------
              Total Partners' Capital                                                       3,403,923            3,673,607
                                                                                       --------------       --------------
                                                                                       $    3,575,120       $    3,871,732
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1998               1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       263,910   $       510,828
             Interest income                                                               3,079             5,284
             Other                                                                         1,397             2,720
                                                                                 ---------------   ---------------
                                                                                         268,386           518,832
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              83,192            99,024
             Production taxes                                                             13,763            26,668
             Depreciation, depletion
               and amortization                                                          107,682           126,381
             General and administrative                                                   33,501            50,139
                                                                                 ---------------   ---------------
                                                                                         238,138           302,212
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        30,248   $       216,620
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $           .36
                                              ===============
         March 31, 1997                       $          2.60
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                ---------------------------------------
                                                                                       1998                   1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         30,248        $       216,620
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           107,682                126,381
      Change in gas imbalance receivable
          and deferred revenues                                                             (332)                (2,667)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               76,387                109,223
        (Increase) decrease in other current assets                                           --                 (5,776)
        Increase (decrease) in accounts payable                                          (26,928)              (138,883)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                       187,057                304,898
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (51,946)               (17,935)
    Proceeds from sales of oil and gas properties                                             --                    978
    (Increase) decrease in receivable due to property disposition                             --                120,429
                                                                                ----------------         --------------
               Net cash provided by (used in) investing activities                       (51,946)               103,472
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (299,932)              (305,238)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (164,821)               103,132
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         390,534                497,687
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        225,713        $       600,819
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were being shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred in January 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1998 and 1997.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $187,057 and $304,898 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled 299,932 and $305,238 for the three months ended March 31, 1998 and 1997, respectively.

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

Results of Operations

         Oil and gas sales declined $246,918 or 48 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 36 percent or $1.14/MCF and in oil prices of 40 percent or $8.04/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 25 percent and 11 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues.

         Associated depreciation expense decreased 15 percent or $18,699 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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


Date:     May 5, 1998                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1998                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer