Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1998-08-13
CIK 854220

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                     5

            Notes to Financial Statements                                            6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       68,933       $      390,534
              Oil and gas sales receivable                                                    283,947              402,035
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        352,880              792,569
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              91,836               93,964
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,646,695            8,517,702
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,743,750)          (5,532,503)
                                                                                       ---------------     ----------------
                                                                                            2,902,945            2,985,199
                                                                                       ---------------     ----------------
                                                                                       $    3,347,661       $    3,871,732
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      115,781       $      138,407
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     56,721               59,718

         Limited Partners' Capital (83,295 Limited Partnership Units;
                                   $100 per unit)                                           3,137,120            3,623,998
         General Partners' Capital                                                             38,039               49,609
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   3,175,159            3,673,607
                                                                                       ---------------     ----------------
                                                                                       $    3,347,661       $    3,871,732
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       255,887   $       329,268  $       519,797   $       840,096
   Interest income                                      1,502             6,719            4,581            12,004
   Other                                                1,680             1,945            3,077             4,665
                                              ---------------   ---------------  ---------------   ---------------
                                                      259,069           337,932          527,455           856,765
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     84,834           123,463          168,026           222,488
   Production taxes                                    14,421            16,422           28,184            43,090
   Depreciation, depletion
      and amortization                                103,565           105,254          211,247           231,635
   General and administrative                          37,254            45,739           70,755            95,878
                                              ---------------   ---------------  ---------------   ---------------
                                                      240,074           290,878          478,212           593,091
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        18,995   $        47,054  $        49,243   $       263,674
                                              ===============   ===============  ===============   ===============




Limited Partners' net income (loss)
   per unit                                   $           .23   $           .56  $           .59   $          3.17
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       49,243          $       263,674
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         211,247                  231,635
      Change in gas imbalance receivable
          and deferred revenues                                                           (869)                  18,554
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            118,088                  280,537
        (Increase) decrease in other current assets                                         --                   (7,270)
        Increase (decrease) in accounts payable                                        (22,626)                (186,871)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              355,083                  600,259
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (128,993)                 (56,212)
    Proceeds from sales of oil and gas properties                                           --                    4,336
    (Increase) decrease in receivable due to property disposition                           --                  120,429
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                             (128,993)                  68,553
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (547,691)                (630,562)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (321,601)                  38,250
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       390,534                  497,687
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       68,933          $       535,937
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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1998 and 1997.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $355,083 and $600,259 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $547,691 and $630,562 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $73,381 or 22 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. A decline in oil prices of 33 percent or $5.71/BBL had a significant impact on partnership performance. Also, current quarter oil production declined 28 percent when compared to second quarter 1997 production volumes. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 2 percent or $1,689 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $320,299 or 38 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 37 percent or $6.82/BBL and in gas prices of 21 percent or $.58/MCF had a significant impact on partnership performance. Also, current period oil and gas production declined 20 percent and 6 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 9 percent or $20,388 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

      During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio.

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

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer