Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1999-05-10
CIK 854220

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1999                 1998
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,317       $        1,311
              Oil and gas sales receivable                                                    420,266              191,690
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        421,583              193,001
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              63,293               64,023
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    8,460,525            8,671,082
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,838,964)          (6,737,489)
                                                                                       ---------------      ---------------
                                                                                            1,621,561            1,933,593
                                                                                       ---------------      ---------------
                                                                                       $    2,106,437       $    2,190,617
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      100,350       $      158,562
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     52,245               52,630

         Limited Partners' Capital (83,295 Limited Partnership Units;
                                   $100 per unit)                                           1,913,533            1,957,698
         General Partners' Capital                                                             40,309               21,727
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,953,842            1,979,425
                                                                                       ---------------      ---------------
                                                                                       $    2,106,437       $    2,190,617
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       268,120   $       263,910
             Interest income                                                                 142             3,079
             Other                                                                            --             1,397
                                                                                 ---------------   ---------------
                                                                                         268,262           268,386
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              63,019            83,192
             Production taxes                                                             10,741            13,763
             Depreciation, depletion
               and amortization                                                          101,475           107,682
             General and administrative                                                   47,474            33,501
                                                                                 ---------------   ---------------
                                                                                         222,709           238,138
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        45,553   $        30,248
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $           .29
                                                 ============
         March 31, 1998                       $           .36
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                ---------------------------------------
                                                                                       1999                   1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         45,553        $        30,248
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           101,475                107,682
      Change in gas imbalance receivable
          and deferred revenues                                                              345                   (332)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (228,576)                76,387
Increase (decrease) in accounts payable                                                  (58,212)               (26,928)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                      (139,415)               187,057
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (4,078)               (51,946)
    Proceeds from sales of oil and gas properties                                        214,635                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                       210,557                (51,946)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (71,136)              (299,932)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6               (164,821)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,311                390,534
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,317        $       225,713
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1999 and 1998.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(139,415) and $187,057 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $214,635 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $71,136 and $299,932 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales increased $4,210 or 2 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to the release of suspended gas revenue from a non-operated well in Arkansas. Current quarter gas production increased 43 percent as a result of the released gas revenue, while oil production declined 33 percent when compared to first quarter 1998 production volumes. The sale of the Caprito field in Texas, in February 1999, had an impact on oil production for the quarter. Gas and oil prices remained flat at an average $1.94/MCF for gas and $12.04/BBL for oil for the quarter.

      Corresponding production costs per equivalent MCF decreased 28 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 24 percent, relating to the property sales in the current quarter.

      Associated depreciation expense decreased 6 percent or $6,207 in 1999 compared to first quarter 1998.

      Partnership   payout  occurred  as  of  January  1,  1998.   During  1999,
partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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


Date:     May 5, 1999                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1999                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer