Form 10-Q
period 1999-06-30
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 1999-08-05
CIK 854220

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                     5

            Notes to Financial Statements                                            6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            10

PART II.    OTHER INFORMATION                                                       12


SIGNATURES                                                                          13

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        452,637      $          1,311
     Oil and gas sales receivable                                                     210,001               191,690
                                                                               ---------------       ---------------
          Total Current Assets                                                        662,638               193,001
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                               36,510                64,023
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     8,213,043             8,671,082
Less-Accumulated depreciation, depletion
     and amortization                                                              (6,893,233)           (6,737,489)
                                                                               ---------------       ---------------
                                                                                    1,319,810             1,933,593
                                                                               ===============       ===============
                                                                             $      2,018,958      $      2,190,617
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         90,847      $        158,562
                                                                               ---------------       ---------------

Deferred Revenues                                                                      24,851                52,630

Limited Partners' Capital (83,295 Limited Partnership
                           Units; $100 per unit)                                    1,872,481             1,957,698
General Partners' Capital                                                              30,779                21,727
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   1,903,260             1,979,425
                                                                               ===============       ===============
                                                                             $      2,018,958      $      2,190,617
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $        192,499    $       255,887      $        460,618   $        519,797
     Interest income                                 1,318              1,502                 1,459              4,581
     Other                                              --              1,680                    --              3,077
                                             --------------     --------------        --------------     --------------
                                                   193,817            259,069               462,077            527,455
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                64,054             84,834               127,073            168,026
     Production taxes                                8,804             14,421                19,546             28,184
     Depreciation, depletion
          and amortization                          54,269            103,565               155,744            211,247
     General and administrative                     32,736             37,254                80,209             70,755
                                             --------------     --------------        --------------     --------------
                                                   159,863            240,074               382,572            478,212
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         33,954    $        18,995      $         79,505   $         49,243
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per unit                             $           0.26    $          0.23      $           0.55   $           0.59
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         79,505      $          49,243
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        155,744                211,247
          Change in gas imbalance receivable
               and deferred revenues                                                         (266)                  (869)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                        (18,311)               118,088
               Increase (decrease) in accounts payable                                    (67,715)               (22,626)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                             148,957                355,083
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                  (13,922)              (128,993)
     Proceeds from sales of oil and gas properties                                        471,961                     --
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             458,039               (128,993)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (155,670)              (547,691)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      451,326               (321,601)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,311                390,534
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        452,637      $          68,933
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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1999 and 1998.

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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $148,957 and $355,083 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $471,961 for the six months ended June 30, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $155,670 and $547,691 for the six months ended June 30, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $63,388 or 25 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 39 percent and 38 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 28 percent or $3.25/BBL to an average of $14.69/BBL and gas prices increased 11 percent or $.23/MCF to an average of $2.43/MCF for the quarter.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 19 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 27 percent, relating to the property sales in 1999.

      Associated depreciation expense decreased 48 percent or $49,296 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $59,179 or 11 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil production. Current period oil production declined 36 percent while gas production remained flat when compared to the same period in 1998. The partnership's sale of several properties in the first six months of 1999 had an impact on the partnership's production decline, however, the decreased gas production was offset due to the release of suspended gas revenue. Oil prices increased 11 percent or $1.34/BBL to an average of $13.19/BBL and gas prices remained steady at $2.10/MCF for the current period.

      Corresponding production costs per equivalent MCF decreased 11 percent in the first six months of 1999 compared to the corresponding period in 1998 as total production costs decreased 25 percent, relating to the property sales in 1999.

      Associated depreciation expense decreased 26 percent or $55,503 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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

Date:     August 4, 1999      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1999      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer