Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 2000-03-28
CIK 854220

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                                               OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------


                         Commission File number 0-18358

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

Yes   X   No
   -----    -----

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

                       Documents Incorporated by Reference

Document                                        Incorporated as to

    Registration Statement No. 33-11773              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

ITEM NO.                                             PART I                      PAGE
--------                                             ------                      ----
   1                       Business                                                I-1
   2                       Properties                                              I-5
   3                       Legal Proceedings                                       I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                      I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                      II-1
   6                       Selected Financial Data                                II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations        II-2
   8                       Financial Statements and Supplementary Data            II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                           II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                          III-1
  11                       Executive Compensation                                III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                               III-2
  13                       Certain Relationships and Related Transactions        III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                              IV-1



                                                     OTHER
                                                     -----
                           Signatures

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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1999, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 33% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The AWP Field is in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation, accounting for 57% of the value.

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

                                                   Net Production
                                     -------------------------------------------
                                                 For the Years Ended
                                                    December 31,
                                     -------------------------------------------
                                       1999             1998              1997
                                     -------           -------           -------
Net Volumes (Equivalent MCFs)        336,083           435,490           553,381

Average Sales Price
   per Equivalent MCF                 $2.58             $2.00             $2.86

Average Production Cost
   per Equivalent MCF
   (includes production taxes)        $0.91             $0.90             $0.91

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                  ----------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                  ------------------------    -------------------------    -------------------------
                                                   Natural                     Natural                      Natural
                                     Oil            Gas           Oil           Gas           Oil            Gas
                                  ----------      --------    ----------      ---------    ----------      --------
                                    (BBLS)         (MMCF)        (BBLS)        (MMCF)        (BBLS)         (MMCF)
Proved developed
   reserves at end of year            82,942         1,227       129,401          1,681       221,271         1,849
                                  ==========      ========    ==========      ========     ==========      =========
Proved reserves
   Balance at beginning
     of year                         149,252         1,879       258,253          2,284       319,784          2,696

   Extensions, discoveries
     and other additions               8,540            26             5              1            --             --

   Revisions of previous
     estimates                        26,030           218       (74,853)          (175)      (13,163)           (18)

   Sales of minerals in
     place                           (52,695)         (490)           --             --        (2,042)          (119)

   Production                        (21,316)         (208)      (34,153)          (231)      (46,326)          (275)
                                  ---------       --------    ----------      ---------    ----------      ---------

   Balance at end of year            109,811         1,425       149,252          1,879       258,253          2,284
                                  ==========      ========    ==========      =========    ==========      =========


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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                           ---------------------
                                                                          Natural                   Wells
                                                         Oil                Gas             -----------------------
Acquisition                 State(s)                    (BBLS)             (MMCF)           Gross             Net
----------                  ---------                  -------            ------            -----           -------
Shell Oil Company          TX                           45,318               976               67             2.912
Union Pacific              AR, KS, NM,
                           OK, TX                       19,476               141              127             5.072
Ellison                    OK                           15,320                 1               40             1.067
Cairn                      AL, AR, CA, KS,
                           LA, MI, MS, NM,
                           OK, TX, WY                    5,893                20              177             1.828
Hyde                       AK, LA, OK, TX                1,666               101               25             0.712
Norcen Explorer            WY                           19,817                --               29             0.975
U.S. Companies             TX                               51                 6               19             0.457
Mission Oil
   Company                 TX                              510                22               47             0.308
Hardy Oil Company          TX                              627                26                4             0.012
Amoco                      OK                            1,133               132              108             2.243
                                                       -------            ------            -----           -------
                                                       109,811             1,425              643            15.586
                                                       =======            ======            =====           =======

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 598 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $801,700 and $308,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      -------------     -------------     -------------
Revenues                   $     898,995      $     919,530      $    1,668,209    $   2,087,152     $   1,446,892
Income (Loss)              $     164,300      $    (826,418)     $      545,642    $     878,068     $      88,233
Total Assets               $   1,850,190      $   2,190,617      $    3,871,732    $   4,602,323     $   4,553,686
Cash Distributions         $     362,356      $     867,764      $    1,171,200    $     621,647     $     327,156
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $        1.73      $      (10.52)     $         5.53    $        9.11     $        (.61)
Limited Partners' Cash
  Distributions Per Unit   $        3.70      $        9.63      $        12.63    $        6.25     $        3.32

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

      Net cash provided by operating activities totaled $310,655, $631,921 and $1,136,772 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and accounts payable. Cash provided by property sale proceeds totaled $475,322 and $147,994 in 1999 and 1997, respectively. Capital expenditures totaled $56,850, $153,380 and $220,719 in 1999, 1998 and 1997, respectively.
Cash distributions  totaled $362,356,  $867,764 and $1,171,200 in 1999, 1998 and
1997, respectively. In 1999, cash distributions were effected by production declines from the 1999 property sales and low oil and gas prices received during the first part of this year.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. Subject to 2000 market conditions remaining comparable with 1999, the Managing General Partner anticipates an increase in liquidity, provided that certain development work scheduled in 2000 is completed successfully. The Partnership plans to spend in the next two years an estimated $196,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

Results of Operations

         Oil and gas sales declined $21,380 or 2 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 23 percent as oil and gas production declined 38 percent and 10 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells and the Partnership's property sales. Oil prices increased 54 percent or $6.01/BBL to an average of $17.06/BBL and gas prices increased 13 percent or $0.28/MCF to an average of $2.42/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF remained flat in 1999 compared to 1998, and total production costs decreased 22 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 79 percent or $955,683 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 36 percent or $140,551 in 1999 compared to 1998, related to the decline in production volumes.

         Oil and gas sales decreased 45 percent in 1998 vs. 1997. A decline in the 1998 oil prices received of 38 percent or $6.73/BBL had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 30 percent in 1998 as oil prices decreased 38 percent and gas prices declined 23 percent. Also, production volumes decreased 21 percent due to a 26 percent oil production decrease and a 16 percent production decline.

         Production cost per equivalent MCF decreased a slight 1 percent in 1998 compared to 1997; however, total production costs decreased 22 percent in 1998.

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

         During 2000, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on Partnership payout having occurred in January 1998.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                Position(s) with
         Name             Age               Swift and Other Companies
         ----             ---               -------------------------
                                DIRECTORS
                                ---------
A. Earl Swift             66           Chief Executive Officer and
                                       Chairman of the Board

Virgil N. Swift           71           Executive Vice President - Business
                                       Development, Vice Chairman of the Board

G. Robert Evans           68           Director of Swift; Chairman of the Board,
                                       Material Sciences Corporation;
                                       Director, Consolidated Freightways, Inc.,
                                       Fibreboard Corporation, Elco Industries, and
                                       Old Second Bancorp

Raymond O. Loen           75           Director of Swift; President, R. O. Loen
                                       Company

Henry C. Montgomery       64           Director of Swift; Chairman of the Board,
                                       Montgomery Financial Services Corporation;
                                       Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       51           Director of Swift; President, Somerset
                                       Properties, Inc.

Harold J. Withrow         72           Director of Swift

                                EXECUTIVE OFFICERS
                                ------------------

Terry E. Swift            44           President

Joe A. D'Amico            51           Chief Operating Officer

John R. Alden             54           Senior Vice President - Finance,
                                       Chief Financial Officer and Secretary

Bruce H. Vincent          52           Senior Vice President - Funds Management

James M. Kitterman        55           Senior Vice President - Operations

Alton D. Heckaman, Jr.    42           Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 7,514 Limited Partnership Units, which is 9.11 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 13.5 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                 PAGE NO.
               --------------------                                                 --------
               Report of Independent Public Accountants                               IV-2

               Balance Sheets as of December 31, 1999 and 1998                        IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1989-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1989-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1989-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                               ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                       1999                  1998
                                                                   --------------        --------------
     ASSETS:
     Current Assets:
          Cash and cash equivalents                                $      368,082        $        1,311
          Oil and gas sales receivable                                    184,848               191,690
                                                                   --------------        --------------
               Total Current Assets                                       552,930               193,001
                                                                   --------------        --------------

     Gas Imbalance Receivable                                              31,442                64,023
                                                                   --------------        --------------

     Oil and Gas Properties, using full cost
          accounting                                                    8,252,610             8,671,082
     Less-Accumulated depreciation, depletion
          and amortization                                             (6,986,792)           (6,737,489)
                                                                   --------------        --------------
                                                                        1,265,818             1,933,593
                                                                   --------------        --------------
                                                                   $    1,850,190        $    2,190,617
                                                                   ==============        ==============


     LIABILITIES AND PARTNERS' CAPITAL:

     Current Liabilities:
          Accounts Payable                                         $       45,582        $      158,562
                                                                   --------------        --------------

     Deferred Revenues                                                     23,239                52,630

     Limited Partners' Capital (83,295 Limited Partnership
                                  Units;  $100 per unit)                1,768,836             1,957,698
      General Partners' Capital                                            12,533                21,727
                                                                   --------------        --------------
               Total Partners' Capital                                  1,781,369             1,979,425
                                                                   --------------        --------------
                                                                   $    1,850,190        $    2,190,617
                                                                   ==============        ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   1999               1998               1997
                                               --------------     --------------     --------------
        REVENUES:
             Oil and gas sales                 $      886,798     $      908,178     $    1,637,588
             Interest income                           12,197              5,025             22,462
             Other                                         --              6,327              8,159
                                               --------------     --------------     --------------
                                                      898,995            919,530          1,668,209
                                               --------------     --------------     --------------


        COSTS AND EXPENSES:
             Lease operating                          266,415            341,962            414,190
             Production taxes                          40,580             50,333             89,684
             Depreciation, depletion
                  and amortization -
                     Normal                           249,303            389,854            463,397
                     Additional                            --            815,132                 --
             General and administrative               178,397            148,667            155,296
                                               --------------     --------------     --------------
                                                      734,695          1,745,948          1,122,567
                                               --------------     --------------     --------------
        NET INCOME (LOSS)                      $      164,300     $     (826,418)    $      545,642
                                               ==============     ==============     ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    Limited            General           Combining
                                    Partners           Partners          Adjustment            Total
                                 --------------     --------------     --------------     --------------
Balance,
     December 31, 1996           $    4,125,593     $       87,223     $       86,349     $    4,299,165

Income (Loss)                           460,810             81,986              2,846            545,642

Cash Distributions                   (1,051,600)          (119,600)                --         (1,171,200)
                                 --------------     --------------     --------------     --------------

Balance,
     December 31, 1997                3,534,803             49,609             89,195          3,673,607
                                 --------------     --------------     --------------     --------------

Income (Loss)                          (876,218)             38,182            11,618           (826,418)

Cash Distributions                     (801,700)           (66,064)                --           (867,764)
                                 --------------     --------------     --------------     --------------

Balance,
     December 31, 1998                1,856,885             21,727            100,813          1,979,425
                                 --------------     --------------     --------------     --------------

Income (Loss)                           144,473             44,962            (25,135)           164,300

Cash Distributions                     (308,200)           (54,156)                --           (362,356)
                                 --------------     --------------     --------------     --------------

Balance,
     December 31, 1999           $    1,693,158     $       12,533     $       75,678     $    1,781,369
                                 ==============     ==============     ==============     ==============



Limited Partners' net income (loss)
     per unit

     1997                        $         5.53
                                 ==============

     1998                        $       (10.52)
                                 ==============

     1999                        $         1.73
                                 ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                             1999              1998               1997
                                                                         -------------     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                       $     164,300     $    (826,418)    $      545,642
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                             249,303         1,204,986            463,397
          Change in gas imbalance receivable
               and deferred revenues                                             3,190            22,853             31,690
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable               6,842           210,345            191,348
               Increase (decrease) in accounts payable                        (112,980)           20,155            (95,305)
                                                                         -------------     -------------     --------------
          Net cash provided by (used in) operating activities                  310,655           631,921          1,136,772
                                                                         -------------     -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                       (56,850)         (153,380)          (220,719)
     Proceeds from sales of oil and gas properties                             475,322                --            147,994
                                                                         -------------     -------------     --------------
          Net cash provided by (used in) investing activities                  418,472          (153,380)          (72,725)
                                                                         -------------     -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                           (362,356)         (867,764)        (1,171,200)
                                                                         -------------     -------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           366,771          (389,223)          (107,153)
                                                                         -------------     -------------     --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,311           390,534            497,687
                                                                         -------------     -------------     --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     368,082     $       1,311     $      390,534
                                                                         =============     =============     ==============


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

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

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

(3) Oil and Gas Capitalized Costs -


         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                           Year Ended December 31,
                                 --------------------------------------------
                                   1999              1998              1997
                                 --------          --------         ---------
Acquisition of
  proved properties              $     --          $     --         $     --

Development                        56,850           153,380          2 20,719
                                 --------          --------         --------
                                 $ 56,850          $153,380         $ 220,719
                                 ========          ========         =========


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $815,132. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 resulting in a valuation allowance of $853,480. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $202,238  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $208,238 was paid to Swift in 1989 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $124,943 per year as a general and administrative overhead allowance.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $516,789, $363,951 and $1,010,086, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                              SWIFT ENERGY INCOME
                                              PARTNERS 1989-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                               General Partner

Date:      March 10, 2000            By:      s/b A. Earl Swift
         ----------------                     -------------------------------
                                              A. Earl Swift
                                              Chief Executive Officer

Date:      March 10, 2000            By:      s/b John R. Alden
         ----------------                     -------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 10, 2000            By:      s/b Alton D. Heckaman, Jr.
         ----------------                     -------------------------------
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

                                              SWIFT ENERGY INCOME
                                              PARTNERS 1989-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                               General Partner

Date:      March 10, 2000            By:      s/b A. Earl Swift
         ----------------                     -------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 10, 2000            By:      s/b Virgil N. Swift
         ----------------                     -------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

                                   SIGNATURES


Date:      March 10, 2000            By:      s/b G. Robert Evans
         ----------------                     -------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 10, 2000            By:      s/b Raymond O. Loen
         ----------------                     -------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 10, 2000            By:      s/b Henry C. Montgomery
         ----------------                     -------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 10, 2000            By:      s/b Clyde W. Smith, Jr.
         ----------------                     -------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 10, 2000            By:      s/b Harold J. Withrow
         ----------------                     -------------------------------
                                              Harold J. Withrow
                                              Director