Form 10-Q
period 2000-03-31
SWIFT ENERGY INCOME PARTNERS 1989-B LTD
filed 2000-05-12
CIK 854220

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               ---------    ------

                         Commission File Number 0-18358

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                                 76-0279533
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
              of organization)

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

Yes  X      No
   ------     -----

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                               PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                            3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999               4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999               5

            Notes to Financial Statements                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                          9

PART II.    OTHER INFORMATION                                                    11


SIGNATURES                                                                       12

                                     SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                                                   BALANCE SHEETS

                                                                March 31,           December 31,
                                                                 2000                  1999
                                                            --------------       ---------------
                                                             (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents                              $      329,400       $       368,082
     Oil and gas sales receivable                                  228,310               184,848
                                                            --------------       ---------------
          Total Current Assets                                     557,710               552,930
                                                            --------------       ---------------

Gas Imbalance Receivable                                            31,816                31,442
                                                            --------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                  8,268,923             8,252,610
Less-Accumulated depreciation, depletion
     and amortization                                           (7,034,977)           (6,986,792)
                                                            --------------       ---------------
                                                                 1,233,946             1,265,818
                                                            --------------       ---------------
                                                            $    1,823,472       $     1,850,190
                                                            ==============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                       $       37,065       $        45,582
                                                            --------------       ---------------

Deferred Revenues                                                   23,613                23,239

Limited Partners' Capital (82,295 Limited Partnership
                           Units; $100 per unit)                 1,740,517             1,768,836
General Partners' Capital                                           22,277                12,533
                                                            --------------       ---------------
          Total Partners' Capital                                1,762,794             1,781,369
                                                            --------------       ---------------
                                                            $    1,823,472       $     1,850,190
                                                            ==============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                      ----------------------------------
                                                           2000               1999
                                                      ---------------    ---------------
REVENUES:

     Oil and gas sales                                $       255,554    $       268,120
     Interest income                                            4,202                142
                                                      ---------------    ---------------
                                                              259,756            268,262
                                                      ---------------    ---------------


COSTS AND EXPENSES:

     Lease operating                                           72,844             63,019
     Production taxes                                          12,573             10,741
     Depreciation, depletion
          and amortization                                     48,185            101,475
     General and administrative                                41,990             47,474
                                                      ---------------    ---------------
                                                              175,592            222,709
                                                      ---------------    ---------------
NET INCOME (LOSS)                                     $        84,164    $        45,553
                                                      ===============    ===============




Limited Partners' net income (loss)
     per unit                                         $          0.78    $          0.29
                                                      ===============    ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ------------------------------------
                                                                              2000                 1999
                                                                         ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                       $        84,164       $       45,553
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                48,185              101,475
          Change in gas imbalance receivable
               and deferred revenues                                                  --                  345
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable               (43,462)            (228,576)
               Increase (decrease) in accounts payable                            (8,517)             (58,212)
                                                                         ---------------       --------------
          Net cash provided by (used in) operating activities                     80,370             (139,415)
                                                                         ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                                         (16,313)              (4,078)
     Proceeds from sales of oil and gas properties                                    --              214,635
                                                                         ---------------       --------------
          Net cash provided by (used in) investing activities                    (16,313)              210,557
                                                                         ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                             (102,739)             (71,136)
                                                                         ---------------       --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (38,682)                    6
                                                                         ---------------       --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 368,082                1,311
                                                                         ---------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       329,400       $        1,317
                                                                         ===============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were being shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occured in January 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 2000 and 1999

                  Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

Liquidity and Capital Resources

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expenses, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $80,370 and $(139,415) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by property sales proceeds totaled $214,635 for the three months ended March 31, 1999. Cash distributions totaled $102,739 and $71,136 for the three months ended March 31, 2000 and 1999, respectively.

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

Results of Operations

      Oil and gas sales declined $12,565 or 5 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999, due to decreased oil and gas production. Current quarter production volumes decreased 47 percent as oil and gas production declined 24 percent and 57 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were related to the Partnership's property sales in 1999. Oil prices increased 113 percent or $13.62/BBL to an average of $25.66/BBL and gas prices increased 60 percent or $1.17/MCF to an average of $3.11/MCF for the quarter. Decreased production significantly offset the effect of increased oil and gas prices.

                    SWIFT ENERGY INCOME PARTNERS 1989-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 120 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 16 percent.

      Associated depreciation expense decreased 53 percent or $53,290 in 1999 compared to first quarter 1999, related to the decline in production volumes.

      Partnership   payout  occurred  as  of  January  1,  1998.   During  2000,
partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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

                                       SWIFT ENERGY INCOME
                                       PARTNERS 1989-B, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner

Date:     May 8, 2000       By:        /s/ John R. Alden
         ----------------
                                       ----------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:     May 8, 2000       By:        /s/ Alton D. Heckaman, Jr.
         ----------------
                                       ----------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer